Form 10-Q
period 1996-03-31
PARTNERS PREFERRED YIELD INC
filed 1996-05-13
CIK 870825

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from           to
                              -----------   -----------------

Commission File Number 1-10902
                       -------

                         PARTNERS PREFERRED YIELD, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)


         California                                              95-4325987
- - -------------------------------                           ---------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                            Identification Number)

       701 Western Avenue
       Glendale, California                                     91201-2349
- - ---------------------------------------                   --------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code: (818) 244-8080
                                                    --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X  No
                                       ---   -----


The number of shares outstanding of the Company's classes of common stock as of March 31, 1996:

             3,086,428 shares of $.01 par value Series A shares
               420,875 shares of $.01 par value Series B shares 247,574 shares of $.01 par value Series C shares 163,036 shares of $.01 par value Series D shares
               ------------------------------------------------

                                      INDEX


                                                                           Page
                                                                           ----
PART I   FINANCIAL INFORMATION

  Condensed Balance Sheets at March 31, 1996
    and December 31, 1995                                                    2

  Condensed Statements of Income for the three
    months ended March 31, 1996 and 1995                                     3

  Condensed Statement of Shareholders' Equity for the
    three months ended March 31, 1996                                        4

  Condensed Statements of Cash Flows for the
    three months ended March 31, 1996 and 1995                               5

  Notes to Condensed Financial Statements                                    6

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations                           7-9


PART II.  OTHER INFORMATION                                                 10

                         PARTNERS PREFERRED YIELD, INC.
                            CONDENSED BALANCE SHEETS


                                                  March 31,         December 31,
                                                   1996                 1995
                                                 ----------          ----------
                                                 (Unaudited)
                                     ASSETS

Cash and cash equivalents                       $   516,000         $   890,000
Rent and other receivables                           50,000              50,000

Real estate facilities at cost:
  Buildings and equipment                        45,182,000          45,138,000
  Land                                           14,361,000          14,361,000
                                                 ----------          ----------
                                                 59,543,000          59,499,000

  Less accumulated depreciation                 (14,594,000)        (14,097,000)
                                                 ----------          ----------
                                                 44,949,000          45,402,000
                                                 ----------          ----------

Other assets                                        333,000             464,000
                                                 ----------          ----------

       Total assets                             $45,848,000         $46,806,000
                                                ===========         ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                $   539,000         $   634,000
Dividends payable                                   947,000           1,508,000
Advance payments from renters                       380,000             328,000
Note payable                                      1,000,000                   -

Shareholders' equity:
  Series A common, $.01 par value,
       4,456,328 shares authorized,
       3,086,428 shares issued and
       outstanding (3,170,528 shares
       issued and outstanding in 1995)               31,000              32,000
  Convertible Series B common, $.01 par
       value, 420,875 shares authorized,
       issued and outstanding                         4,000               4,000
  Convertible Series C common, $.01 par
       value, 247,574 shares authorized,
       issued and outstanding                         2,000               2,000
  Series D common, $.01 par value,
       163,036 shares authorized, issued
       and outstanding                                2,000               2,000

  Paid-in-capital                                60,678,000          61,997,000
  Cumulative income                              20,592,000          19,679,000
  Cumulative distributions                      (38,327,000)        (37,380,000)
                                                 ----------          ----------

  Total shareholders' equity                     42,982,000          44,336,000
                                                 ----------          ----------

Total liabilities and shareholders' equity      $45,848,000         $46,806,000
                                                ===========         ===========

                             See accompanying notes.
                                        2

                         PARTNERS PREFERRED YIELD, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                         Three Months Ended
                                                              March 31,
                                                       ------------------------
                                                        1996             1995
                                                       ----------     ----------

REVENUES:

Rental income                                          $2,388,000     $2,322,000

Interest income                                             5,000         11,000
                                                       ----------     ----------

                                                        2,393,000      2,333,000
                                                       ----------     ----------


COSTS AND EXPENSES:

Cost of operations                                        757,000        652,000
Management fees paid to affiliate                         131,000        139,000
Depreciation                                              497,000        483,000
Administrative                                             76,000         79,000
Interest expense                                           19,000           --
                                                       ----------     ----------
                                                        1,480,000      1,353,000

NET INCOME                                             $  913,000     $  980,000
                                                       ==========     ==========


Primary earnings per share - Series A                      $ 0.26         $ 0.26
                                                       ==========     ==========
Fully diluted earnings per share - Series A                $ 0.24         $ 0.25
                                                       ==========     ==========

Dividends declared per share:
   Series A                                                $ 0.27         $ 0.27
                                                       ==========     ==========
   Series B                                                $ 0.27         $ 0.27
                                                       ==========     ==========

Weighted average Common shares outstanding:
   Primary - Series A                                   3,118,128      3,288,195
                                                       ==========     ==========
   Fully diluted - Series A                             3,786,577      3,956,644
                                                       ==========     ==========

                             See accompanying notes.
                                        3



                         Partners Preferred Yield, Inc.
                   Condensed Statement of Shareholders' Equity
                                   (Unaudited)


                                                           Convertible        Convertible
                                      Series A               Series B          Series C             Series D
                                 Shares      Amount      Shares    Amount    Shares   Amount     Shares    Amount
                               ---------    -------    -------   ------     -------  ------    -------   ------

Balances at
  December 31, 1995            3,170,528    $32,000    420,875   $4,000     247,574  $2,000    163,036   $2,000

Net income                             -          -          -        -           -      -         -        -
Repurchase of shares            (84,100)     (1,000)         -        -           -      -         -        -

Cash distributions declared:
 $.27 per share - Series A             -          -          -        -           -      -         -        -
 $.27 per share - Series B             -          -          -        -           -      -         -        -
                               ---------    -------    -------   ------     -------  ------    -------   ------

Balances at March 31, 1996     3,086,428    $31,000    420,875   $4,000     247,574  $2,000    163,036   $2,000
                               =========    =======    =======   ======     =======  ======    =======   ======


                         Partners Preferred Yield, Inc.
                   Condensed Statement of Shareholders' Equity
                                   (Unaudited)


                                             Cumulative                          Total
                                  Paid-in       Net         Cumulative       Shareholders'
                                  Capital      Income      Distributions       Equity
                                -----------    -----------  ------------      -----------

Balances at
  December 31, 1995             $61,997,000    $19,679,000  ($37,380,000)     $44,336,000


Net income                              -          913,000       -                913,000
Repurchase of shares             (1,319,000)           -         -             (1,320,000)

Cash distributions declared:
 $.27 per share - Series A              -              -        (833,000)        (833,000)
 $.27 per share - Series B              -              -        (114,000)        (114,000)
                                -----------    -----------  ------------      -----------

Balances at March 31, 1996      $60,678,000    $20,592,000  ($38,327,000)     $42,982,000
                                ===========    ===========  ============      ===========

                             See accompanying notes.
                                        4

                         PARTNERS PREFERRED YIELD, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                         Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                         1996           1995
                                                     -----------    -----------

Cash flows from operating activities:

  Net income                                         $   913,000    $   980,000


  Adjustments to reconcile net
       income to net cash provided
       by operating activities:

    Depreciation                                         497,000        483,000
    Decrease in rent and other receivables                  --            4,000
    Increase in other assets                                --           (2,000)
    Amortization of prepaid management fees              131,000           --
    Decrease in accounts payable                         (95,000)       (86,000)
    Increase in advance payments from renters             52,000         29,000
                                                     -----------    -----------

       Total adjustments                                 585,000        428,000
                                                     -----------    -----------

       Net cash provided by operating activities       1,498,000      1,408,000
                                                     -----------    -----------

Cash flows from investing activities:

  Additions to real estate facilities                    (44,000)        (6,000)
                                                     -----------    -----------

       Net cash used in investing activities             (44,000)        (6,000)
                                                     -----------    -----------

Cash flows from financing activities:

  Distributions paid to shareholders                  (1,508,000)    (1,679,000)
  Proceeds from note payable to Bank                   1,000,000           --
  Purchase of Company Series A common stock           (1,320,000)      (444,000)
                                                     -----------    -----------

       Net cash used in financing activities          (1,828,000)    (2,123,000)
                                                     -----------    -----------

Net decrease in cash
  and cash equivalents                                  (374,000)      (721,000)

Cash and cash equivalents at
  the beginning of the period                            890,000      1,927,000
                                                     -----------    -----------

Cash and cash equivalents at
  the end of the period                              $   516,000    $ 1,206,000
                                                     ===========    ===========


                            See accompanying notes.

                         PARTNERS PREFERRED YIELD, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes appearing in the Company's Form 10-K for the year ended December 31, 1995.

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Company's financial position at March 31, 1996 and December 31, 1995, the results of its operations for the three months ended March 31, 1996 and 1995 and its cash flows for the three months then ended.

3. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results expected for the full year.

4. In 1995, the Company prepaid eight months of 1996 management fees at a total cost of $351,000. The Company expensed $131,000 of the 1996 prepaid management fees for the three months ended March 31, 1996. The balance of prepaid management fees, $220,000, is included in other assets in the Balance Sheet at March 31, 1996.
                                       6

                         PARTNERS PREFERRED YIELD, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The  following  is   management's   discussion   and  analysis  of  certain
significant factors occurring during the periods presented in the accompanying Condensed Financial Statements.

RESULTS OF OPERATIONS.
- - ----------------------

     The Company's net income for the three months ended March 31, 1996 was $913,000 compared to $980,000 for the three months ended March 31, 1995, representing a decrease of $67,000 or 7%. This decrease is primarily the result of a decrease in property net operating income (rental income less cost of operations, management fees paid to affiliate and depreciation expense) combined with an increase in interest expense.

     Rental income for the three months ended March 31, 1996 and 1995 was $2,388,000 and $2,322,000, respectively, representing an increase of $66,000 or 3%. The Company's three Pennsylvania properties contributed 32% to the increase in mini-warehouse rental revenues as a result of an increase in rental rates of 3% for the three months ended March 31, 1996 compared to the same period in 1995. The Company's mini-warehouse properties in Oregon, Illinois and Washington also contributed to the increase in rental revenues due to an increase in rental rates.

     The Company's mini-warehouse operations had weighted average occupancy levels of 87% and 88% for the three month periods ended March 31, 1996 and 1995, respectively.

     Cost of operations (including management fees paid to affiliate and depreciation expense) increased to $1,385,000 from $1,274,000 for the three months ended March 31, 1996 and 1995, respectively, representing an increase of $111,000 or 9%. This increase is primarily attributable to an increase in property tax expense and repairs and maintenance costs. Property taxes increased approximately $52,000 during the first quarter of 1996 over the same period in the prior year due primarily to an increase in property tax rates at the Company's Colorado and Illinois properties. Repairs and maintenance costs increased during the first quarter of 1996 mainly due to an increase in snow removal costs associated with higher than normal snow levels experienced at the Company's mini-warehouse properties in the eastern states.

     In 1995, the Company prepaid eight months of 1996 management fees on its mini-warehouse operations (based on the management fees for the comparable period during the calendar year immediately preceding the prepayment) discounted at the rate of 14% per year to compensate for early payment. During the three month period ended March 31, 1996, the Company expensed $131,000 of prepaid management fees. The amount is shown as management fees paid to affiliate in the condensed statements of income. As a result of the prepayment, the Company saved approximately $12,000 in management fees, based on the management fees that would have been payable on rental income generated in the three months ended March 31, 1996 compared to the amount prepaid.

     During the three months ended March 31, 1996, the Company incurred $19,000 in interest expense on its line of credit facility. No such expense was incurred during the same period in 1995 since the Company did not have a credit facility.

LIQUIDITY AND CAPITAL RESOURCES.
- - --------------------------------

     Cash flows from operating activities ($1,498,000 for the three months ended March 31, 1996) were sufficient to meet all current obligations and distributions of the Company during the three months ended March 31, 1996. The Company borrowed under its credit facility $1,000,000 during the three months ended March 31, 1996. These funds along with cash reserves were used to purchase the Company's Series A stock. Management expects cash flows from operations will be sufficient to fund capital expenditures and quarterly distributions.

     In December 1995, the Company obtained an unsecured revolving credit facility with a bank for borrowings up to $2,500,000 for working capital purposes and to repurchase the Company's stock. Outstanding borrowings on the credit facility, at the Company's option, bear interest at either the bank's prime rate plus .25% (8.5% at March 31, 1996) or the bank's LIBOR rate plus 2.25% (7.75% at March 31, 1996). Interest is payable monthly. On December 31, 1999, all unpaid principal and accrued interest is due and payable. During the first quarter of 1996, the Company borrowed $1,000,000 on its line of credit facility. At March 31, 1996, the outstanding balance on the credit facility was $1,000,000. In April 1996, the Company borrowed an additional $450,000 on its line of credit facility. The Company is subject to certain covenants including cash flow coverages and dividend restrictions. As of March 31, 1996, the Company was in compliance with the covenants of the credit facility.

     The Company's Board of Directors has authorized the Company to purchase up to 800,000 Series A common stock. As of March 31, 1996, the Company had repurchased 701,451 shares of Series A common stock, of which 84,100 were purchased in the first quarter of 1996.

     The Company has elected and intends to continue to qualify as a real estate investment trust ("REIT") for federal income tax purposes. As a REIT, the Company must meet, among other tests, sources of income, share ownership, and certain asset tests. The Company is not taxed on that portion of its taxable income which is distributed to its shareholders provided that at least 95% of its taxable income is so distributed to its shareholders prior to filing of the Company's tax return. The primary difference between book income and taxable income is depreciation expense. In 1995, the Company's federal tax depreciation was $1,517,000.

     The bylaws of the Company provide that, during 1999, unless shareholders have previously approved such a proposal, the shareholders will be presented with a proposal to approve or disapprove (a) the sale or financing of all or substantially all of the properties and (b) the distribution of the proceeds from such transaction and, in the case of a sale, the liquidation of the Company.

SUPPLEMENTAL INFORMATION.
- - -------------------------

     The Company's funds from operations ("FFO") is defined generally by the National Association of Real Estate Investment Trusts as net income before loss on early extinguishment of debt and gain on disposition of real estate, plus depreciation and amortization. FFO for the three months ended March 31, 1996 and 1995 was $1,410,000 and $1,463,000, respectively. FFO is a supplemental performance measure for equity Real Estate Investment Trusts used by industry analysts. FFO does not take into consideration principal payments on debt, capital improvements, distributions and other obligations of the Company. The only depreciation or amortization that is added to income to derive FFO is depreciation and amortization directly related to physical real estate. All depreciation and amortization reported by the Company relates to physical real estate and does not include any depreciation or amortization related to goodwill, deferred financing costs or other intangibles. FFO is not a substitute for the Company's net cash provided by operating activities or net income computed in accordance with generally accepted accounting principles, as a measure of liquidity or operating performance.

                           PART II. OTHER INFORMATION


ITEMS 1 through 5 are inapplicable.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
          --------------------------------

       A)  EXHIBITS:  The following exhibit is included herein:
           (27) Financial Data Schedule


       B)  REPORTS ON 8-K
           None


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 DATED: May 13, 1996

                                 PARTNERS PREFERRED YIELD, INC.



                                 BY:    /s/ Ronald L. Havner, Jr.
                                        -------------------------
                                        Ronald L. Havner, Jr.
                                        Vice President and
                                        Chief Financial Officer