Form 10-Q
period 1996-06-30
PARTNERS PREFERRED YIELD INC
filed 1996-08-13
CIK 870825

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                              -----------------   -----------------

Commission File Number 1-10902
                       -------

                         PARTNERS PREFERRED YIELD, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


         California                                         95-4325987
- --------------------------------                    ---------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                      Identification Number)

       701 Western Avenue
       Glendale, California                                   91201-2349
- ---------------------------------------              --------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:         (818) 244-8080
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

                                    Yes  X   No
                                        --   ---

The number of shares outstanding of the Company's classes of common stock as of June 30, 1996:

              3,086,428 shares of $.01 par value Series A shares
                420,875 shares of $.01 par value Series B shares 247,574 shares of $.01 par value Series C shares 163,036 shares of $.01 par value Series D shares
                ------------------------------------------------

                                      INDEX





                                                                           Page
                                                                           ----


PART I.   FINANCIAL INFORMATION

   Condensed Balance Sheets at June 30, 1996
     and December 31, 1995                                                     2

   Condensed Statements of Income for the three
     and six months ended June 30, 1996 and 1995                               3

   Condensed Statement of Shareholders' Equity for the
     six months ended June 30, 1996                                            4

   Condensed Statements of Cash Flows for the
     six months ended June 30, 1996 and 1995                                   5

   Notes to Condensed Financial Statements                                     6

   Management's Discussion and Analysis of
     Financial Condition and Results of Operations                           7-9


PART II.  OTHER INFORMATION                                                   10


                         PARTNERS PREFERRED YIELD, INC.
                            CONDENSED BALANCE SHEETS


                                                                                        June 30,            December 31,
                                                                                          1996                  1995
                                                                                     -------------        --------------
                                                                                      (Unaudited)

                                                           ASSETS
                                                           ------

Cash and cash equivalents                                                              $ 1,090,000           $   890,000
Rent and other receivables                                                                  81,000                50,000

Real estate facilities at cost:
   Buildings and equipment                                                              45,425,000            45,138,000
   Land                                                                                 14,361,000            14,361,000
                                                                                     -------------        --------------
                                                                                        59,786,000            59,499,000

   Less accumulated depreciation                                                       (15,098,000)          (14,097,000)
                                                                                     -------------        --------------
                                                                                        44,688,000            45,402,000
                                                                                     -------------        --------------

Other assets                                                                               212,000               464,000
                                                                                     -------------        --------------

Total assets                                                                           $46,071,000           $46,806,000
                                                                                     =============         =============

                                            LIABILITIES AND SHAREHOLDERS' EQUITY
                                            ------------------------------------

Accounts payable                                                                     $     649,000          $    634,000
Dividends payable                                                                          947,000             1,508,000
Advance payments from renters                                                              380,000               328,000
Note payable                                                                             1,000,000                     -

Shareholders' equity:
   Series A common, $.01 par value,
     4,456,328 shares authorized,
     3,086,428 shares issued and
     outstanding (3,170,528 shares
     issued and outstanding in 1995)                                                       31,000                 32,000
   Convertible Series B common, $.01 par
     value, 420,875 shares authorized,
     issued and outstanding                                                                 4,000                  4,000
   Convertible Series C common, $.01 par
     value, 247,574 shares authorized,
     issued and outstanding                                                                 2,000                  2,000
   Series D common, $.01 par value,
     163,036 shares authorized, issued
     and outstanding                                                                        2,000                  2,000

   Paid-in-capital                                                                     60,678,000             61,997,000
   Cumulative income                                                                   21,652,000             19,679,000
   Cumulative distributions                                                           (39,274,000)           (37,380,000)
                                                                                     -------------        --------------

   Total shareholders' equity                                                          43,095,000             44,336,000
                                                                                     -------------        --------------

Total liabilities and shareholders' equity                                           $ 46,071,000          $  46,806,000
                                                                                     ============         ==============

                             See accompanying notes.
                                        2

                         PARTNERS PREFERRED YIELD, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                      Three Months Ended                         Six Months Ended
                                                           June 30,                                  June 30,
                                              ----------------------------------        ----------------------------------
                                                  1996                 1995                 1996                 1995
                                              -------------        -------------        -------------        -------------


REVENUES:

Rental income                                    $2,510,000           $2,409,000           $4,898,000           $4,731,000
Interest income                                       3,000                7,000                8,000               18,000
                                              -------------        -------------        -------------        -------------
                                                  2,513,000            2,416,000            4,906,000            4,749,000
                                              -------------        -------------        -------------        -------------

COSTS AND EXPENSES:

Cost of operations                                  734,000              656,000            1,491,000            1,308,000
Management fees
  paid to affiliate                                 131,000              145,000              262,000              284,000
Depreciation                                        504,000              484,000            1,001,000              967,000
Administrative                                       62,000               68,000              138,000              147,000
Interest expense                                     22,000                -                   41,000                -
                                              -------------        -------------        -------------        -------------
                                                  1,453,000            1,353,000            2,933,000            2,706,000
                                              -------------        -------------        -------------        -------------

NET INCOME                                       $1,060,000           $1,063,000           $1,973,000           $2,043,000
                                              =============        =============        =============        =============

Earnings per share:

   Primary - Series A                                $0.30                $0.29                $0.56                $0.55
                                              =============        =============        =============        =============
   Fully diluted - Series A                          $0.28                $0.27                $0.52                $0.52
                                              =============        =============        =============        =============

Dividends declared per share:

   Series A                                          $0.27                $0.27                $0.54                $0.54
                                              =============        =============        =============        =============
   Series B                                          $0.27                $0.27                $0.54                $0.54
                                              =============        =============        =============        =============


Weighted average common shares outstanding:

   Primary - Series A                             3,086,428            3,238,661            3,102,278            3,263,428
                                              =============        =============        =============        =============
   Fully diluted - Series A                       3,754,877            3,907,110            3,770,727            3,931,877
                                              =============        =============        =============        =============

                             See accompanying notes.

                         Partners Preferred Yield, Inc.
                   Condensed Statement of Shareholders' Equity
                                   (Unaudited)


                                                              Convertible          Convertible
                                        Series A               Series B             Series C             Series D         Paid-in
                                    Shares       Amount     Shares     Amount    Shares    Amount    Shares    Amount     Capital
                                    ------       ------     ------     ------    ------    ------    ------    ------     -------

Balances at December 31, 1995     3,170,528     $32,000    420,875    $4,000   247,574     $2,000   163,036    $2,000   $61,997,000

Net income                                -           -         -         -          -          -         -         -             -
Repurchase of shares                (84,100)      (1,000)       -         -          -          -         -         -    (1,319,000)

Cash distributions declared:
   $.54 per share - Series A              -           -         -         -          -          -         -         -             -
   $.54 per share - Series B              -           -         -         -          -          -         -         -             -
                                  ---------     -------    -------    ------   -------     ------   -------    ------   -----------

Balances at June 30, 1996         3,086,428     $31,000    420,875    $4,000   247,574     $2,000   163,036    $2,000   $60,678,000
                                  =========     =======    =======    ======   =======     ======   =======    ======   ===========

                         Partners Preferred Yield, Inc.
                   Condensed Statement of Shareholders' Equity
                                   (Unaudited)



                                 Cumulative                           Total
                                    Net          Cumulative       Shareholders'
                                   Income       Distributions         Equity
                                   ------       -------------         ------

Balances at December 31, 1995   $19,679,000      ($37,380,000)     $44,336,000

Net income                        1,973,000                 -        1,973,000
Repurchase of shares                      -                 -       (1,320,000)

Cash distributions declared:
   $.54 per share - Series A              -        (1,666,000)      (1,666,000)
   $.54 per share - Series B              -          (228,000)        (228,000)
                                   ------       -------------       -----------

Balances at June 30, 1996       $21,652,000      ($39,274,000)     $43,095,000
                                 ===========      =============     ===========

                             See accompanying notes.

                         PARTNERS PREFERRED YIELD, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                ---------------------------------
                                                                                     1996                 1995
                                                                                --------------     --------------



Cash flows from operating activities:
     Net income                                                                     $1,973,000         $2,043,000

     Adjustments  to  reconcile  net
       income to net cash  provided
       by  operating activities:

       Depreciation                                                                  1,001,000            967,000
       Increase in rent and other receivables                                          (31,000)            (1,000)
       Increase in other assets                                                        (10,000)            (1,000)
       Amortization of prepaid management fees                                         262,000                  -
       Increase in accounts payable                                                     15,000             17,000
       Increase in advance payments from renters                                        52,000             19,000
                                                                                --------------     --------------

           Total adjustments                                                         1,289,000          1,001,000
                                                                                --------------     --------------

           Net cash provided by operating activities                                 3,262,000          3,044,000
                                                                                --------------     --------------
Cash flows from investing activities:

       Additions to real estate facilities                                            (287,000)           (27,000)
                                                                                --------------     --------------

           Net cash used in investing activities                                      (287,000)           (27,000)
                                                                                --------------     --------------

Cash flows from financing activities:

       Distributions paid to shareholders                                           (2,455,000)        (2,678,000)
       Advances from affiliate                                                               -             55,000
       Repayment of advances from affiliate                                                  -            (55,000)
       Proceeds from note payable to Bank                                            1,000,000                  -
       Purchase of Company Series A common stock                                    (1,320,000)          (978,000)
                                                                                --------------     --------------

           Net cash used in financing activities                                    (2,775,000)        (3,656,000)
                                                                                --------------     --------------

Net increase (decrease) in cash
   and cash equivalents                                                                200,000           (639,000)

Cash and cash equivalents at
   the beginning of the period                                                         890,000          1,927,000
                                                                                --------------     --------------

Cash and cash equivalents at
   the end of the period                                                            $1,090,000         $1,288,000
                                                                                ==============     ==============

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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Company's financial position at June 30, 1996 and December 31, 1995, the results of its operations for the three and six months ended June 30, 1996 and 1995 and its cash flows for the six months then ended.

3. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results expected for the full year.

4. In 1995, the Company prepaid eight months of 1996 management fees at a total cost of $351,000. The Company expensed $262,000 of the 1996 prepaid management fees for the six months ended June 30, 1996. The balance of prepaid management fees, $89,000, is included in other assets in the Balance Sheet at June 30, 1996.

5 In December 1995, the Company obtained an unsecured revolving credit facility with a bank for borrowings up to $2,500,000 for working capital purposes and to repurchase the Company's stock. Outstanding borrowings on the credit facility, at the Company's option, bear interest at either the bank's prime rate plus .25% (8.50% at June 30, 1996) or the bank's LIBOR rate plus 2.25% (7.80% at June 30, 1996). Interest is payable monthly. On December 31, 1999, all unpaid principal and accrued interest is due and payable. During the first quarter of 1996, the Company borrowed $1,000,000 on its line of credit facility. During the second quarter of 1996, the Company borrowed and repaid an additional $450,000 on its line of credit facility. At June 30, 1996, the outstanding balance on the credit facility was $1,000,000. The Company is subject to certain covenants including cash flow coverages and dividend restrictions. As of June 30, 1996, the Company was in compliance with the covenants of the credit facility.

                         PARTNERS PREFERRED YIELD, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The  following  is   management's   discussion   and  analysis  of  certain
significant factors occurring during the periods presented in the accompanying Condensed Financial Statements.

Results of Operations.
- ----------------------

     The Company's net income for the six months ended June 30, 1996 and 1995 was $1,973,000 and $2,043,000, respectively, representing a decrease of $70,000 or 3%. This decrease is primarily due to an increase in interest expense combined with a decrease in property net operating income (rental income less cost of operations, management fees paid to affiliate and depreciation expense). Net income for the three months ended June 30, 1996 and 1995 was $1,060,000 and $1,063,000, respectively, representing a decrease of $3,000. This decrease is primarily due to an increase in interest expense partially offset by an increase in property net operating income.

     Rental income for the six months ended June 30, 1996 and 1995 was $4,898,000 and $4,731,000, respectively, representing an increase of $167,000 or 4%. Rental income for the three months ended June 30, 1996 and 1995 was $2,510,000 and $2,409,000, respectively, representing an increase of $101,000 or 4%. These increases are primarily due to increased rental rates at a majority of the Company's properties.

     The Company's mini-warehouse operations had weighted average occupancy levels of 89% for both the six month periods ended June 30, 1996 and 1995.

     Cost of operations (including management fees paid to affiliate and depreciation expense) for the six months ended June 30, 1996 and 1995 was $2,754,000 and $2,559,000, respectively, representing an increase of $195,000 or 8%. Cost of operations for the three months ended June 30, 1996 and 1995 was $1,369,000 and $1,285,000, respectively, representing an increase of $84,000 or 7%. These increases are primarily attributable to increases in property tax expense, advertising and repairs and maintenance costs. Property taxes increased primarily due to an increase in property tax rates at the Company's Colorado and Illinois properties. Repairs and maintenance costs increased mainly due to an increase in snow removal costs associated with higher than normal snow levels experienced at the Company's properties located in the eastern states.

     In 1995, the Company prepaid eight months of 1996 management fees on its mini-warehouse operations (based on the management fees for the comparable period during the calendar year immediately preceding the prepayment) discounted at the rate of 14% per year to compensate for early payment. During the six month period ended June 30, 1996, the Company expensed $262,000 of prepaid management fees. The amount is shown as management fees paid to affiliate in the condensed statements of income. As a result of the prepayment, the Company saved approximately $32,000 in management fees, based on the management fees that would have been payable on rental income generated in the six months ended June 30, 1996 compared to the amount prepaid.

     During the three and six months ended June 30, 1996, the Company incurred $22,000 and $41,000, respectively, in interest expense on its line of credit facility. No such expense was incurred during the same periods in 1995 since the Company did not have a credit facility.

Liquidity and Capital Resources.
- --------------------------------

     Cash flows from operating activities ($3,262,000 in 1996) and cash reserves were sufficient to meet all current obligations and distributions of the Company during the six months ended June 30, 1996. Management expects cash flows from operations will be sufficient to fund capital expenditures and quarterly distributions.

     During  the  six  months  ended  June  30,  1996,   the  Company   incurred
approximately $225,000 in capital costs related to the expansion of the facility located in Los Angeles, California.

     In December 1995, the Company obtained an unsecured revolving credit facility with a bank for borrowings up to $2,500,000 for working capital purposes and to repurchase the Company's stock. Outstanding borrowings on the credit facility, at the Company's option, bear interest at either the bank's prime rate plus .25% (8.50% at June 30, 1996) or the bank's LIBOR rate plus 2.25% (7.80% at June 30, 1996). Interest is payable monthly. On December 31, 1999, all unpaid principal and accrued interest is due and payable. During the first quarter of 1996, the Company borrowed $1,000,000 on its line of credit facility. During the second quarter of 1996, the Company borrowed and repaid an additional $450,000 on its line of credit facility. At June 30, 1996, the outstanding balance on the credit facility was $1,000,000. The Company is subject to certain covenants including cash flow coverages and dividend restrictions. As of June 30, 1996, the Company was in compliance with the covenants of the credit facility.

     The Company's Board of Directors has authorized the Company to purchase up to 800,000 shares of Series A common stock. As of June 30, 1996, the Company had repurchased 701,451 shares of Series A common stock, of which 84,100 were purchased in the first quarter of 1996. No shares were repurchased in the second quarter of 1996, however, share repurchases are expected to continue in the third quarter.

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

Supplemental Information.
- -------------------------

         The Company's funds from operations ("FFO") is defined generally by the National Association of Real Estate Investment Trusts as net income before loss on early extinguishment of debt and gain on disposition of real estate, plus depreciation and amortization. FFO for the six months ended June 30, 1996 and 1995 was $2,974,000 and $3,010,000, respectively. FFO for the three months ended June 30, 1996 and 1995 was $1,564,000 and $1,547,000, respectively. FFO is a supplemental performance measure for equity Real Estate Investment Trusts used by industry analysts. FFO does not take into consideration principal payments on debt, capital improvements, distributions and other obligations of the Company. The only depreciation or amortization that is added to income to derive FFO is depreciation and amortization directly related to physical real estate. All depreciation and amortization reported by the Company relates to physical real estate and does not include any depreciation or amortization related to goodwill, deferred financing costs or other intangibles. FFO is not a substitute for the Company's net cash provided by operating activities or net income computed in accordance with generally accepted accounting principles, as a measure of liquidity or operating performance.

                           PART II. OTHER INFORMATION


ITEMS 1 through 5 are inapplicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         A)  EXHIBITS:  The following exhibit is included herein:

             (27) Financial Data Schedule

         B)  REPORTS ON FORM 8-K

             None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                DATED: August 13, 1996




                                PARTNERS PREFERRED YIELD, INC.




                                BY:   /s/ Ronald L. Havner, Jr.
                                      -------------------------
                                      Ronald L. Havner, Jr.
                                      Senior Vice President and
                                       Chief Financial Officer