Form 10-Q
period 1996-09-30
PARTNERS PREFERRED YIELD INC
filed 1996-11-13
CIK 870825

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                              ----------------    --------------------

Commission File Number 1-10902
                       -------

                         PARTNERS PREFERRED YIELD, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


          California                                           95-4325987
-------------------------------                         -----------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                          Identification Number)

      701 Western Avenue
       Glendale, California                                         91201-2349
---------------------------------------                 -----------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:  (818) 244-8080
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

                                    Yes X No
                                       ---  ---
The number of shares outstanding of the Company's classes of common stock as of September 30, 1996:

               3,077,028 shares of $.01 par value Series A shares
                420,875 shares of $.01 par value Series B shares 247,574 shares of $.01 par value Series C shares 163,036 shares of $.01 par value Series D shares
                ------------------------------------------------

                                      INDEX




                                                                       Page
                                                                       ----
PART I.   FINANCIAL INFORMATION

  Condensed Balance Sheets at September 30, 1996
   and December 31, 1995                                                 2

  Condensed Statements of Income for the three
   and nine months ended September 30, 1996 and 1995                     3

  Condensed Statement of Shareholders' Equity for the
   nine months ended September 30, 1996                                  4

  Condensed Statements of Cash Flows for the
   nine months ended September 30, 1996 and 1995                         5

  Notes to Condensed Financial Statements                              6-7

  Management's Discussion and Analysis of
   Financial Condition and Results of Operations                      8-10


PART II.  OTHER INFORMATION                                          11-12


                         PARTNERS PREFERRED YIELD, INC.
                            CONDENSED BALANCE SHEETS


                                                                                      September 30,          December 31,
                                                                                          1996                   1995
                                                                                  --------------------    --------------------
                                                                                       (Unaudited)
                                     ASSETS
                                     ------

Cash and cash equivalents                                                              $    525,000          $    890,000
Rent and other receivables                                                                   90,000                50,000

Real estate facilities at cost:
   Buildings and equipment                                                               45,491,000            45,138,000
   Land                                                                                  14,361,000            14,361,000
                                                                                  --------------------    --------------------
                                                                                         59,852,000            59,499,000
   Less accumulated depreciation                                                        (15,609,000)          (14,097,000)
                                                                                  --------------------    --------------------
                                                                                         44,243,000            45,402,000
                                                                                  --------------------    --------------------

Other assets                                                                                199,000               464,000
                                                                                  --------------------    --------------------

Total assets                                                                            $45,057,000           $46,806,000
                                                                                  ====================    ====================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Accounts payable                                                                        $   690,000           $   634,000
Dividends payable                                                                           944,000             1,508,000
Advance payments from renters                                                               341,000               328,000

Shareholders' equity:
   Series A common, $.01 par value,
     4,456,328 shares authorized,
     3,077,028 shares issued and
     outstanding (3,170,528 shares
     issued and outstanding in 1995)                                                         31,000                32,000
   Convertible Series B common, $.01 par
     value, 420,875 shares authorized,
     issued and outstanding                                                                   4,000                 4,000
   Convertible Series C common, $.01 par
     value, 247,574 shares authorized,
     issued and outstanding                                                                   2,000                 2,000
   Series D common, $.01 par value,
     163,036 shares authorized, issued
     and outstanding                                                                          2,000                 2,000

   Paid-in-capital                                                                       60,521,000            61,997,000
   Cumulative income                                                                     22,740,000            19,679,000
   Cumulative distributions                                                             (40,218,000)          (37,380,000)
                                                                                  --------------------    --------------------

   Total shareholders' equity                                                            43,082,000            44,336,000
                                                                                  --------------------    --------------------

Total liabilities and shareholders' equity                                              $45,057,000           $46,806,000
                                                                                  ====================    ====================

                             See accompanying notes.

                         PARTNERS PREFERRED YIELD, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                      Three Months Ended                        Nine Months Ended
                                                        September 30,                             September 30,
                                          ------------------------------------------     ----------------------------------
                                                   1996                 1995                 1996                 1995
                                             ----------------      -------------         --------------       -------------
REVENUES:

Rental income                                    $2,542,000           $2,481,000           $7,440,000           $7,212,000
Interest income                                       5,000               14,000               13,000               32,000
                                             ----------------      -------------         --------------       -------------

                                                  2,547,000            2,495,000            7,453,000            7,244,000
                                             ----------------      -------------         --------------       -------------

COSTS AND EXPENSES:

Cost of operations                                  707,000              612,000            2,198,000            1,920,000
Management fees
  paid to affiliate                                 141,000              149,000              403,000              433,000
Depreciation                                        511,000              486,000            1,512,000            1,453,000
Administrative                                       88,000               85,000              226,000              232,000
Interest expense                                     12,000                    -               53,000                    -
                                             ----------------      -------------         --------------       -------------

                                                  1,459,000            1,332,000            4,392,000            4,038,000
                                             ----------------      -------------         --------------       -------------

NET INCOME                                       $1,088,000           $1,163,000           $3,061,000           $3,206,000
                                             ================      =============         ==============       =============
Earnings per share:

   Primary - Series A                                $0.32                $0.33                $0.88                $0.88
                                             ================      =============         ==============       =============
   Fully diluted - Series A                          $0.29                $0.30                $0.81                $0.82
                                             ================      =============         ==============       =============

Dividends declared per share:

   Series A                                          $0.27                $0.27                $0.81                $0.81
                                             ================      =============         ==============       =============
   Series B                                          $0.27                $0.27                $0.81                $0.81
                                             ================      =============         ==============       =============
Weighted average common
  shares outstanding:

   Primary - Series A                             3,077,028            3,232,761            3,093,861            3,253,206
                                             ================      =============         ==============       =============
   Fully diluted - Series A                       3,745,477            3,901,210            3,762,310            3,921,655
                                             ================      =============         ==============       =============

                             See accompanying notes.
                                        3

                         Partners Preferred Yield, Inc.
                   Condensed Statement of Shareholders' Equity
                                   (Unaudited)




                                                               Convertible          Convertible
                                         Series A               Series B              Series C              Series D
                                    Shares       Amount     Shares     Amount    Shares     Amount      Shares     Amount
                                    ------       ------     ------     ------    ------     ------      ------     ------
Balances at
  December 31, 1995               3,170,528     $32,000    420,875    $4,000    247,574     $2,000     163,036    $2,000

Net income                                -           -         -         -           -          -           -         -
Repurchase of shares                (93,500)     (1,000)        -         -           -          -           -         -

Cash distributions declared:
   $.81 per share - Series A              -           -         -         -           -          -           -         -
   $.81 per share - Series B              -           -         -         -           -          -           -         -
                                    ------       ------     ------    ------     ------     ------      ------     ------
Balances at September 30, 1996    3,077,028     $31,000    420,875    $4,000    247,574     $2,000     163,036    $2,000
                                  =========     =======    =======    ======    =======     ======     =======    ======

                         Partners Preferred Yield, Inc.
                   Condensed Statement of Shareholders' Equity
                                   (Unaudited)




                                                    Cumulative                           Total
                                       Paid-in          Net          Cumulative      Shareholders'
                                       Capital        Income       Distributions        Equity
C                                       -------        ------       -------------        ------
Balances at
  December 31, 1995                   $61,997,000  $19,679,000      ($37,380,000)    $44,336,000

Net income                                      -    3,061,000                 -       3,061,000
Repurchase of shares                   (1,476,000)           -                 -      (1,477,000)

Cash distributions declared:
   $.81 per share - Series A                    -            -        (2,496,000)     (2,496,000)
   $.81 per share - Series B                    -            -          (342,000)       (342,000)
                                      -----------  -----------      -------------    -----------
Balances at September 30, 1996        $60,521,000  $22,740,000      ($40,218,000)    $43,082,000
                                      ===========  ===========      =============    ===========



                             See accompanying notes.
                                        4

                         PARTNERS PREFERRED YIELD, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                               Nine Months Ended
                                                                                                 September 30,
                                                                                    ----------------------------------------
                                                                                          1996                   1995
                                                                                    ------------------     ---------------

Cash flows from operating activities:

     Net income                                                                          $3,061,000            $3,206,000

     Adjustments  to  reconcile  net
       income to net cash  provided
       by  operating activities:

       Depreciation                                                                       1,512,000             1,453,000
       Increase in rent and other receivables                                               (40,000)              (10,000)
       Increase in other assets                                                             (86,000)                    -
       Amortization of prepaid management fees                                              351,000                     -
       Increase in accounts payable                                                          56,000               169,000
       Increase in advance payments from renters                                             13,000                12,000
                                                                                    ------------------     ---------------

           Total adjustments                                                              1,806,000             1,624,000
                                                                                    ------------------     ---------------

           Net cash provided by operating activities                                      4,867,000             4,830,000
                                                                                    ------------------     ---------------

Cash flows from investing activities:

       Additions to real estate facilities                                                 (353,000)             (155,000)
                                                                                    ------------------     ---------------

           Net cash used in investing activities                                           (353,000)             (155,000)
                                                                                    ------------------     ---------------
Cash flows from financing activities:

       Distributions paid to shareholders                                                (3,402,000)           (3,666,000)
       Advances from affiliate                                                                    -                55,000
       Repayment of advances from affiliate                                                       -               (55,000)
       Purchase of Company Series A common stock                                         (1,477,000)           (1,081,000)
                                                                                    ------------------     ---------------

           Net cash used in financing activities                                         (4,879,000)           (4,747,000)
                                                                                    ------------------     ---------------

Net decrease in cash and cash equivalents                                                  (365,000)              (72,000)

Cash and cash equivalents at
   the beginning of the period                                                              890,000             1,927,000
                                                                                    ------------------     ---------------
Cash and cash equivalents at
   the end of the period                                                                 $  525,000            $1,855,000
                                                                                    ==================     ===============

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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Company's financial position at September 30, 1996 and December 31, 1995, the results of its operations for the three and nine months ended September 30, 1996 and 1995 and its cash flows for the nine months then ended.

3. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results expected for the full year.

4. In 1995, the Company prepaid eight months of 1996 management fees at a total cost of $351,000. The amount has been expensed as management fees paid to affiliate during the nine months ended September 30, 1996.

5. In December 1995, the Company obtained an unsecured revolving credit facility with a bank for borrowings up to $2,500,000 for working capital purposes and to repurchase the Company's stock. Outstanding borrowings on the credit facility, at the Company's option, bear interest at either the bank's prime rate plus .25% (8.50% at September 30, 1996) or the bank's LIBOR rate plus 2.25% (7.875% at September 30, 1996). Interest is payable monthly. On December 31, 1999, all unpaid principal and accrued interest is due and payable. During the nine months ended September 30, 1996, the Company borrowed and repaid $1,450,000. At September 30, 1996, there was no outstanding balance on the credit facility. In October 1996, the Company borrowed an additional $375,000 on its line of credit facility. The Company is subject to certain covenants including cash flow coverages and dividend restrictions. As of September 30, 1996, the Company was in compliance with the covenants of the credit facility.

6. In August 1996, the Company and Public Storage, Inc. ("PSI") agreed, subject to certain conditions, to merge. Upon the merger, each outstanding share of the Company's common stock series A (other than shares held by PSI or by holders of the Company's common stock series A ("Series A Shareholders") who have properly exercised dissenters' rights under California law ("Dissenting Shares")) will be converted into the right to receive cash, PSI common stock or a combination of the two, as follows: (i) with respect to a certain number of shares of the Company's common stock series A (not to exceed 20% of the outstanding common stock series A of the Company, less any Dissenting Shares), upon a Series A Shareholder's election, $19.00 in cash, subject to reduction as described below or (ii) that number (subject to rounding) of shares of PSI common stock determined by dividing $19.00, subject to reduction as described below, by the average of the per share closing prices on the New York Stock Exchange of PSI common stock during the 20 consecutive trading days ending on the fifth trading day prior to the special meeting of the Company's shareholders. The consideration paid by PSI to the Series A Shareholders in the merger will be reduced by the amount of cash distributions required to be paid to the Series A Shareholders by the Company prior to completion of the merger in order to satisfy the Company's REIT distribution requirements ("Required REIT Distributions"). The consideration received by the Series A Shareholders in the merger, however, along with any Required REIT Distributions, will not be less than $19.00 per share of the Company's common stock series A, which amount represents the interest of the Series A Shareholders in the market value of the Company's real estate assets at June 30, 1996 (based on an independent appraisal) and the interest of the Series A Shareholders in the estimated net asset value of its other assets at December 31, 1996. Additional distributions will be made to the Series A Shareholders to cause the Company's estimated net asset value allocable to the Series A Shareholders as of the date of the merger to be substantially equivalent to $19.00 per share. Upon the merger, each share of the Company's common stock series B, common stock series C and common stock series D would be converted into the right to receive $11.66 in PSI common stock (valued as in the case of the Company's common stock series A) plus
     (i) any additional distributions equal to the amount by which the Company's estimated net asset value allocable to the holders of the Company's common stock series B, C and D as of the date of the merger exceeds $11.66 per share and (ii) the estimated Required REIT Distributions attributable to the Company's common stock series B of $0.70 per share. The common stock series A, B, C and D of the Company held by PSI will be cancelled in the merger. The merger is conditioned on, among other requirements, approval by the Company's shareholders. It is expected that any merger would close in December 1996. PSI is the Company's mini-warehouse operator and owns 28.2% of the total combined shares of the Company's common stock series A, B, C and D.

                         PARTNERS PREFERRED YIELD, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The  following  is   management's   discussion   and  analysis  of  certain
significant factors occurring during the periods presented in the accompanying Condensed Financial Statements.

RESULTS OF OPERATIONS.
----------------------

     The Company's net income for the nine months ended September 30, 1996 and 1995 was $3,061,000 and $3,206,000, respectively, representing a decrease of $145,000 or 4%. Net income for the three months ended September 30, 1996 and 1995 was $1,088,000 and $1,163,000, respectively, representing a decrease of $75,000 or 6%. These decreases are primarily due to increases in interest expense combined with decreases in property net operating income (rental income less cost of operations, management fees paid to affiliate and depreciation expense).

     Rental income for the nine months ended September 30, 1996 and 1995 was $7,440,000 and $7,212,000, respectively, representing an increase of $228,000 or 3%. Rental income for the three months ended September 30, 1996 and 1995 was $2,542,000 and $2,481,000, respectively, representing an increase of $61,000 or 2%. These increases are primarily due to increased rental rates at a majority of the Company's properties.

     The Company's mini-warehouse operations had weighted average occupancy levels of 89% for both the nine month periods ended September 30, 1996 and 1995.

     Cost of operations (including management fees paid to affiliate and depreciation expense) for the nine months ended September 30, 1996 and 1995 was $4,113,000 and $3,806,000, respectively, representing an increase of $307,000 or 8%. Cost of operations for the three months ended September 30, 1996 and 1995 was $1,359,000 and $1,247,000, respectively, representing an increase of $112,000 or 9%. These increases are primarily attributable to increases in payroll expense, property tax expense, advertising and repairs and maintenance costs. Property taxes increased primarily due to an increase in property tax rates at the Company's Colorado and Illinois properties. Repairs and maintenance costs increased mainly due to an increase in snow removal costs associated with higher than normal snow levels experienced at the Company's properties located in the eastern states.

     In 1995, the Company prepaid eight months of 1996 management fees on its mini-warehouse operations (based on the management fees for the comparable period during the calendar year immediately preceding the prepayment) discounted at the rate of 14% per year to compensate for early payment. The Company has expensed the prepaid management fees. The amount is shown as management fees paid to affiliate in the condensed statements of income. As a result of the prepayment, the Company saved approximately $44,000 in management fees, based on the management fees that would have been payable on rental income generated in the nine months ended September 30, 1996 compared to the amount prepaid.

     During the three and nine months ended September 30, 1996, the Company incurred $12,000 and $53,000, respectively, in interest expense on its line of credit facility. No such expense was incurred during the same periods in 1995 since the Company did not have a credit facility.

LIQUIDITY AND CAPITAL RESOURCES.
--------------------------------

     Cash flows from operating activities ($4,867,000 in 1996) and cash reserves were sufficient to meet all current obligations and distributions of the Company during the nine months ended September 30, 1996.

     During 1996, the Company incurred approximately $225,000 in capital costs related to the expansion of the facility located in Los Angeles, California.

     In December 1995, the Company obtained an unsecured revolving credit facility with a bank for borrowings up to $2,500,000 for working capital purposes and to repurchase the Company's stock. Outstanding borrowings on the credit facility, at the Company's option, bear interest at either the bank's prime rate plus .25% (8.50% at September 30, 1996) or the bank's LIBOR rate plus 2.25% (7.875% at September 30, 1996). Interest is payable monthly. On December 31, 1999, all unpaid principal and accrued interest is due and payable. During the nine months ended September 30, 1996, the Company borrowed and repaid $1,450,000. At September 30, 1996, there was no outstanding balance on the credit facility. In October 1996, the Company borrowed an additional $375,000 on its line of credit facility. The Company is subject to certain covenants including cash flow coverages and dividend restrictions. As of September 30, 1996, the Company was in compliance with the covenants of the credit facility.

     The Company's Board of Directors has authorized the Company to purchase up to 800,000 shares of Series A common stock. As of September 30, 1996, the Company had repurchased 710,851 shares of Series A common stock, of which 93,500 were purchased in 1996.

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


SUPPLEMENTAL INFORMATION.
-------------------------

     The Company's funds from operations ("FFO") is defined generally by the National Association of Real Estate Investment Trusts as net income before loss on early extinguishment of debt and gain on disposition of real estate, plus depreciation and amortization. FFO for the nine months ended September 30, 1996 and 1995 was $4,573,000 and $4,659,000, respectively. FFO for the three months ended September 30, 1996 and 1995 was $1,599,000 and $1,649,000, respectively. FFO is a supplemental performance measure for equity Real Estate Investment Trusts used by industry analysts. FFO does not take into consideration principal payments on debt, capital improvements, distributions and other obligations of the Company. The only depreciation or amortization that is added to income to derive FFO is depreciation and amortization directly related to physical real estate. All depreciation and amortization reported by the Company relates to physical real estate and does not include any depreciation or amortization related to goodwill, deferred financing costs or other intangibles. FFO is not a substitute for the Company's net cash provided by operating activities or net income computed in accordance with generally accepted accounting principles, as a measure of liquidity or operating performance.


PROPOSED MERGER.
----------------

     See footnote 6 to financial statements for a discussion of a proposed merger.

                           PART II. OTHER INFORMATION


ITEMS 1 through 4 are inapplicable.


ITEM 5.  Other Information
         -----------------

     In August 1996, the Company and Public Storage, Inc. ("PSI") agreed, subject to certain conditions, to merge. Upon the merger, each outstanding share of the Company's common stock series A (other than shares held by PSI or by holders of the Company's common stock series A ("Series A Shareholders") who have properly exercised dissenters' rights under California law ("Dissenting Shares")) will be converted into the right to receive cash, PSI common stock or a combination of the two, as follows: (i) with respect to a certain number of shares of the Company's common stock series A (not to exceed 20% of the outstanding common stock series A of the Company, less any Dissenting Shares), upon a Series A Shareholder's election, $19.00 in cash, subject to reduction as described below or (ii) that number (subject to rounding) of shares of PSI common stock determined by dividing $19.00, subject to reduction as described below, by the average of the per share closing prices on the New York Stock Exchange of PSI common stock during the 20 consecutive trading days ending on the fifth trading day prior to the special meeting of the Company's shareholders. The consideration paid by PSI to the Series A Shareholders in the merger will be reduced by the amount of cash distributions required to be paid to the Series A Shareholders by the Company prior to completion of the merger in order to satisfy the Company's REIT distribution requirements ("Required REIT Distributions"). The consideration received by the Series A Shareholders in the merger, however, along with any Required REIT Distributions, will not be less than $19.00 per share of the Company's common stock series A, which amount represents the interest of the Series A Shareholders in the market value of the Company's real estate assets at June 30, 1996 (based on an independent appraisal) and the interest of the Series A Shareholders in the estimated net asset value of its other assets at December 31, 1996. Additional distributions will be made to the Series A Shareholders to cause the Company's estimated net asset value allocable to the Series A Shareholders as of the date of the merger to be substantially equivalent to $19.00 per share. Upon the merger, each share of the Company's common stock series B, common stock series C and common stock series D would be converted into the right to receive $11.66 in PSI common stock (valued as in the case of the Company's common stock series A) plus
     (i) any additional distributions equal to the amount by which the Company's estimated net asset value allocable to the holders of the Company's common stock series B, C and D as of the date of the merger exceeds $11.66 per share and (ii) the estimated Required REIT Distributions attributable to the Company's common stock series B of $0.70 per share. The common stock series A, B, C and D of the Company held by PSI will be cancelled in the merger. The merger is conditioned on, among other requirements, approval by the Company's shareholders. It is expected that any merger would close in December 1996. PSI is the Company's mini-warehouse operator and owns 28.2% of the total combined shares of the Company's common stock series A, B, C and D.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
          ---------------------------------

     A)  EXHIBITS:  The following exhibits are included herein:

         (2) Agreement and Plan of Reorganization between the Company and PSI. Filed with PSI's Registration Statement No. 333-14161 and incorporated herein by reference.

         (27) Financial Data Schedule

     B)  REPORTS ON FORM 8-K

         A Form 8-K dated August 15, 1996 was filed on August 16, 1996, which reported under Item 5 that the Company and PSI had agreed, subject to certain conditions, to merge.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                          DATED: November 13, 1996




                          PARTNERS PREFERRED YIELD, INC.




                          BY:      /s/ Ronald L. Havner, Jr.
                                   -------------------------------
                                   Ronald L. Havner, Jr.
                                   Senior Vice President and
                                     Chief Financial Officer